Form 10-Q
period 1997-03-31
PETERSEN HOLDINGS LLC
filed 1997-05-15
CIK 1029077

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED MARCH 31, 1997

                                       OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.  FOR THE TRANSITION PERIOD FROM      TO
                                                                 ----    ----


                       COMMISSION FILE NUMBER 333-18017

                           PETERSEN HOLDINGS, L.L.C.
            (Exact name of Registrant as specified in its charter)

                DELAWARE                              95-4597939
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

        6420 WILSHIRE BOULEVARD                         90048
        LOS ANGELES, CALIFORNIA                       (Zip Code)
(Address of principal executive offices)

      Registrant's Telephone Number, Including Area Code: (213) 782-2000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

                           PETERSEN HOLDINGS, L.L.C.

                              INDEX TO FORM 10-Q

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed consolidated balance sheets as of December 31, 1996
         and March 31, 1997 (unaudited)...............................       3

         Unaudited condensed consolidated statements of operations for
         the three months ended March 31, 1996 and 1997...............       4

         Unaudited condensed consolidated statements of cash flows for
         the three months ended March 31, 1996 and 1997...............       5

         Notes to unaudited condensed consolidated financial
         statements...................................................       6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................      10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


                           PETERSEN HOLDINGS, L.L.C.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     DECEMBER 31,    MARCH 31,
                                                         1996          1997
                                                     ------------   -----------
                                                                    (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents.........................    $  7,761      $ 19,110
  Accounts receivable, less allowance for doubtful
   accounts of $1,604 in 1996 and $1,459 in 1997....      20,141        23,342
  Inventories.......................................       4,408         2,491
  Other prepaid expenses and current assets.........         730         1,009
                                                        --------      --------
     Total current assets...........................      33,040        45,952
Property and equipment, net of accumulated
 depreciation of $560 in 1996 and $1,058 in 1997....       4,152         3,814
Goodwill, net of accumulated amortization of
 $5,992 in 1996 and $11,996 in 1997.................     353,556       349,948
Subscriber list and established work force, net
 of accumulated amortization of $3,000 in 1996
 and $6,000 in 1997.................................     117,000       114,000
Deferred financing costs, net of accumulated
 amortization of $3,276 in 1996 and $3,624 in 1997..      10,735        10,387
Other assets........................................         587           614
                                                        --------      --------
     TOTAL ASSETS...................................    $519,070      $524,715
                                                        ========      ========
                LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..........    $ 20,430      $ 17,552
  Accrued payroll and related costs.................       1,963         3,374
  Customer incentives payable.......................       5,785         6,514
  Current portion of unearned subscription
   revenues, net of deferred subscription
   acquisition costs of $43,835 in 1996 and
   $44,561 in 1997..................................      27,328        28,993
  Current portion of long-term debt.................       1,000         3,500
  Other accrued expenses and current liabilities....       2,160         8,203
                                                        --------      --------
     Total current liabilities......................      58,666        68,136
Unearned subscription revenues, net of deferred
 subscription acquisition costs of $41,168 in
 1996 and $35,534 in 1997...........................       6,440         7,030
Long-term debt......................................     299,000       296,250
Other noncurrent liabilities........................         510         2,163
Due to minority member..............................         154           150
Commitments and contingencies
Members' equity:
      Common units..................................       1,671         1,677
      Preferred units...............................     165,171       165,825
      Accumulated deficit...........................     (10,594)      (14,768)
                                                        --------      --------
                                                         156,248       152,734
      Less: Notes receivable from related parties...      (1,948)       (1,748)
                                                        --------      --------
  TOTAL MEMBERS' EQUITY.............................     154,300       150,986
                                                        --------      --------
     TOTAL LIABILITIES AND MEMBERS' EQUITY..........    $519,070      $524,715
                                                        ========      ========

                             See accompanying notes

                           PETERSEN HOLDINGS, L.L.C.

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                  PUBLISHING DIVISION OF PETERSEN
                                                                    PUBLISHING COMPANY (Note 1)      PETERSEN HOLDINGS, L.L.C.
                                                                  --------------------------------   -------------------------
                                                                             THREE                            THREE
                                                                             MONTHS                           MONTHS
                                                                             ENDED                            ENDED
                                                                            MARCH 31,                        MARCH 31,
                                                                              1996                             1997
                                                                            --------                         --------

Net revenues:
  Advertising......................................................         $31,385                          $ 34,504
  Newsstand........................................................          10,973                            10,543
  Subscriptions....................................................          10,453                             9,944
  Other............................................................           2,883                             2,482
                                                                            -------                          --------
     Total net revenues............................................          55,694                            57,473

Production, selling and other direct costs (including
  rent paid to a related party of $1,149 and $1,044 for
  the three months ended March 31, 1996 and March 31, 1997,
  respectively)....................................................          44,671                            40,027
                                                                            -------                          --------
  Gross profit.....................................................          11,023                            17,446
General and administrative expenses................................           6,857                             5,110
Amortization of goodwill and other intangible assets...............             114                             9,025
                                                                            -------                          --------
  Income from operations...........................................           4,052                             3,311
Other (income) expense:
  Interest income..................................................             (91)                             (172)
  Interest expense.................................................             152                             7,665
  Gain on sale of assets...........................................          (1,512)                               (4)
                                                                            -------                          --------
  Income (loss) before provision for taxes and minority interest...           5,503                            (4,178)
Provision for taxes................................................             138                               --
                                                                            -------                          --------
  Income (loss) before minority interest...........................           5,365                            (4,178)
Minority interest in loss of subsidiary............................             --                                  4
                                                                            -------                          --------
  Net income (loss)................................................         $ 5,365                            (4,174)
                                                                            =======
Members' equity at beginning of period.............................                                           154,300
Members' capital contributions.....................................                                               860
                                                                                                             --------
Members' equity at end of period...................................                                          $150,986
                                                                                                             ========

                            See accompanying notes.

                           PETERSEN HOLDINGS, L.L.C.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                          PUBLISHING DIVISION OF        PETERSEN HOLDINGS,
                                                                PETERSEN                ------------------
                                                         PUBLISHING COMPANY(Note 1)           L.L.C.
                                                          ----------------------              ------
                                                                  THREE                        THREE
                                                                 MONTHS                       MONTHS
                                                                  ENDED                        ENDED
                                                                MARCH 31,                    MARCH 31,
                                                                  1996                         1997
                                                                ---------                    ---------

OPERATING ACTIVITIES
Net income (loss).........................................      $  5,365                     $(4,174)
Adjustment to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization...........................           947                       9,871
  Gain on sale of assets..................................        (1,512)                         --
  Changes in operating assets and liabilities.............       (10,126)                      5,206
                                                                 --------                     ------
Net cash provided by (used in) operating activities.......        (5,326)                     10,903

INVESTING ACTIVITIES
Decrease in minority interest.............................           --                           (4)
Capital expenditures on property and equipment............          (557)                       (160)
Proceeds from sale of property and equipment..............         2,387                         --
                                                                --------                     -------
Net cash provided by (used in) investing activities.......         1,830                        (164)

FINANCING ACTIVITIES
Repayment of amounts paid to sole shareholder.............         7,050                         --
Advances to affiliates of Petersen........................          (624)                        --
Repayment on Senior Credit Facility.......................           --                         (250)
Members' capital contributions............................           --                          860
                                                                --------                     -------
Net cash provided by financing activities.................         6,426                         610
                                                                --------                     -------
Increase in cash and cash equivalents.....................         2,930                      11,349

Cash and cash equivalents at beginning of period..........           947                       7,761
                                                                --------                     -------
Cash and cash equivalents at end of period................      $  3,877                     $19,110
                                                                ========                     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during period for:
  Interest................................................      $    152                     $ 4,364
                                                                ========                     =======
  Taxes...................................................      $    --                      $    37
                                                                ========                     =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 1997, the Company increased goodwill and accounts receivable and accrued liabilities by $2,396,000 representing adjustments to the allocation of the purchase price of the Acquisition. These adjustments relate primarily to the lease of the Company's corporate headquarters and certain receivables acquired in the Acquisition.

                            See accompanying notes.

                           PETERSEN HOLDINGS, L.L.C.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Petersen Holdings, L.L.C. ("Holdings") is a Delaware limited liability company. Holdings owns 99.9% of Petersen Publishing Company, L.L.C. (the "Company"). Holdings has no business operations other than those of the Company. The remaining 0.1% of the Company is owned by BrightView Communications Group, Inc. ("BrightView"). The Company was organized in 1996 for the principal purpose of completing the acquisition (the "Acquisition") of substantially all of the assets and assuming certain liabilities of the Publishing Division of Petersen Publishing Company ("Petersen") (see Note 2). The Company is engaged in the publishing business with revenues generated primarily from the publication of various special interest magazines and the sale of related advertising, principally within the United States.

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in Holdings' special financial report on Form 10-K for the three months ended December 31, 1996.

     Upon completion of the Acquisition, Holdings changed its year end to December 31. The financial statements reflect the consolidated activity of Holdings and the Company for the three months ended March 31, 1997, after elimination of intercompany transactions and segregation of minority interest. All references to the three month period ended March 31, 1997 relate to the activity of Holdings and the Company. The unaudited statement of operations for the three months ended March 31, 1996 reflect the activity of Petersen. All references to the three months ended March 31, 1996 relate to the activity of Petersen.

     Certain reclassifications have been made to the unaudited condensed consolidated statements of operations for the three months ended March 31, 1996 to conform to the presentation for the three months ended March 31, 1997.

  Income Taxes

     As a limited liability company, Holdings is not subject to U.S. federal income taxes or state income taxes. Holdings reports other state taxes to which it is subject under the liability method as required by Statement No. 109, "Accounting for Income Taxes," issued by the Financial Accounting Standards Board ("FASB"). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                           PETERSEN HOLDINGS, L.L.C.

2.   ACQUISITION OF THE PUBLISHING DIVISION OF PETERSEN PUBLISHING COMPANY

     In August 1996, the Company entered into an Asset Purchase Agreement to purchase the majority of the assets of the publishing division of Petersen. The aggregate purchase price was $450,000,000, plus the assumption of certain liabilities totaling approximately $49,000,000. The Acquisition was completed on September 30, 1996. In connection with the Acquisition, the Company recorded goodwill of approximately $362,000,000 and other intangible assets of approximately $120,000,000. Goodwill amortization expense for the three months ended March 31, 1997 was $6,004,000. Amortization of other intangible assets was $3,000,000 for the three months ended March 31, 1997.

     In order to finance the Acquisition, the Company entered into a Senior Credit Facility for up to $260,000,000, issued 11 1/8% Senior Subordinated Notes for $100,000,000 and issued equity securities for $165,000,000. See Notes 3 and 4 for a more comprehensive discussion of the debt and equity issuances.

3.   LONG-TERM DEBT

  Senior Credit Facility:

     On September 30, 1996, the Company entered into a Senior Credit Facility with First Union National Bank of North Carolina and CIBC Inc. (the "Lenders") pursuant to which the Lenders agreed to loan the Company up to $260,000,000. Such amount was allocated among a revolving credit facility for up to $60,000,000 (the "Revolver"), of which up to $10,000,000 can be in the form of letters of credit; a tranche A term loan for up to $100,000,000 (the "Tranche A Loan"); and a tranche B term loan for up to $100,000,000 (the "Tranche B Loan").

     The Revolver and the Tranche A Loan bear interest at either LIBOR (5.4375% at March 31, 1997), plus 1.375% to 2.750%, based on borrowings or the prime rate of the agent bank (8.50% at March 31, 1997), plus .125% to 1.5%, based on borrowings. As of March 31, 1997, the Company had no borrowings outstanding under the Revolver. However, a letter of credit for $1,600,000 issued in January 1997 reduces the amount available under the Revolver. The letter of credit expires in January 1998. Any future borrowings under the Revolver will mature on December 31, 2002. As of March 31, 1997, the Company had $100,000,000 outstanding under the Tranche A Loan.

                           PETERSEN HOLDINGS, L.L.C.

     The Tranche B Loan bears interest at either LIBOR (5.4375% at March 31,
1997), plus 2.625% to 3.250%, based on borrowings or the prime rate of the agent bank (8.50% at March 31, 1997), plus 1.375% to 2.0% based on borrowings. As of March 31, 1997, the Company had $99,750,000 outstanding under the Tranche B Loan.

     The Revolver and Tranche A Loan mature on December 31, 2002 and Tranche B Loan matures on September 30, 2004.

     The Senior Credit Facility contains certain restrictive covenants regarding capital expenditures, as well as financial covenants including a maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio, all as defined in the Senior Credit Facility. As of March 31, 1997, the Company was in compliance with the covenants of the Senior Credit Facility.

     The Senior Credit Facility is guaranteed by Holdings and BrightView.

     The Company incurred costs of approximately $7,000,000 in connection with the Senior Credit Facility. These costs have been included in Deferred Financing Costs and are being amortized over the term of the loans. During the three months ended March 31, 1997, the Company amortized approximately $248,000 of such deferred financing costs.

  11 1/8% Senior Subordinated Notes due 2006:

     Holdings, the Company and its wholly-owned subsidiary, Petersen Capital Corp. (together, the "Issuers"), issued $100,000,000 in 11 1/8% Senior Subordinated Notes due 2006 (the "Notes") pursuant to an Offering Memorandum dated November 20, 1996. The Notes bear interest at 11 1/8% per annum, payable semi-annually on November 15 and May 15, commencing May 15, 1997. The Notes will mature on November 15, 2006 and will not be subject to any sinking fund requirement. The Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after November 15, 2001, at the redemption prices set forth in the Notes Purchase Agreement, plus accrued and unpaid interest to the date of redemption. Under certain circumstances, prior to November 15, 1999, the Issuers, at their option, may redeem in the aggregate up to 25% of the original principal amount of the Notes at 111.125% of the aggregate principal amount so redeemed, plus accrued and unpaid interest.

     The Notes are general unsecured obligations of the Issuers and are subordinated in right of payment to all existing and future senior indebtedness of the Issuers. The Notes are guaranteed by Holdings.

                           PETERSEN HOLDINGS, L.L.C.

     The Company incurred costs of approximately $4,000,000 in connection with the issuance of the Notes. These costs have been included in Deferred Financing Costs and are being amortized over the term of the Notes. During the three months ended March 31, 1997, the Company amortized approximately $100,000 of such deferred financing costs.

     On February 11, 1997, the Company registered the Notes with the Securities and Exchange Commission pursuant to a registration statement on Form S-4 under the Securities Act of 1933.

4.   MEMBERS' EQUITY

     The Company and Holdings are each limited liability companies organized under the Delaware Limited Liability Company Act (the "LLC Act"). Holdings is the Company's managing member and as such controls the policies and operations of the Company. Holdings is governed by a limited liability company agreement (the "LLC Agreement") among Willis Stein and Partners, L.P. (through Petersen Investment Corp.), the former sole-shareholder of Petersen, certain members of the Company's management and other investors (collectively the "Members"). The LLC Agreement governs the relative rights and duties of the Members. BrightView is Holdings' managing member and as such controls the policies and operations of Holdings and of the Company through Holdings.

     During the three months ended March 31, 1997, Holdings received $660,000 in exchange for the issuance of additional Preferred Units and Common Units. Such funds were contributed by Holdings to the Company. See Note 5 for a discussion of other transactions concerning Members' Equity.

5.   RELATED PARTY TRANSACTIONS

     In connection with the Acquisition, the Company entered into employment agreements with three officers of the Company. Pursuant to these employment agreements, the officers purchased Common Units and Preferred Units with promissory notes aggregating $1,950,000. Of this amount, $200,000 was repaid in March 1997. The balance of each promissory note is due and payable on the earlier to occur of: (i) December 31, 2001; (ii) the termination of the employment with the Company of the officers or (iii) a sale of the Company. Such promissory notes will bear interest at a rate equal to the Company's weighted average cost of borrowings. In addition, the Company and Holdings will issue to each of the officers additional Common Units without additional consideration. Such Common Units will vest ratably over a period of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading publisher of special-interest magazines. The Company's diverse portfolio currently contains a total of 82 publications, including 27 monthly publications, 10 bi-monthly publications and 45 single issue or annual publications. The Company operates primarily within the expanding special-interest segment of the consumer magazine publishing market. The Company had net revenues of $57.5 million and $55.7 million for the three months ended March 31, 1997 and 1996, respectively.

     The Company's principal sources of revenues from the publication of its magazines are derived from circulation and advertising. Circulation revenues are generated from both subscription and newsstand sales. Advertising revenues of the Company, as well as those of the consumer magazine industry in general, are cyclical and dependent upon general economic conditions.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Total revenues for the three months ended March 31, 1997 increased by $1.8 million, or 3.2%, to $57.5 million from $55.7 million for the three months ended March 31, 1996. This increase is primarily the result of an overall increase in the Company's advertising rates and higher advertising revenues from certain publications, offset by slight decreases in newsstand, subscriptons and other revenues.

     Production, selling and other direct costs for the three months ended March 31, 1997 decreased by $4.7 million, or 10.4%, to $40.0 million from $44.7 million for the three months ended March 31,1996, primarily as a result of decreased paper costs and reduced production overhead costs. Production, selling and other direct costs, as a percent of revenues, dropped over 10 percentage points from 80.2% of revenues in 1996 to 69.7% of revenues in 1997.

     General and administrative expenses for the three months ended March 31, 1997 decreased by $1.8 million, or 25.5%, to $5.1 million from $6.9 million for the three months ended March 31, 1996, primarily due to a reduction in head-count resulting in reduced overhead costs and reduced rent expense. General and administrative expenses decreased as a percent of revenues over the same period to 8.9% of revenues for the 1997 period from 12.3% of revenues for the 1996 period.

     Amortization of goodwill and other intangible assets for the three months ended March 31, 1997 increased by $8.9 million to $9.0 million for the three months ended March 31, 1997 from $.1 million for the three months ended March 31, 1996 as a result of the allocation of assets acquired in the Acquisition.

     Income from operations for the three months ended March 31, 1997 decreased by $.8 million, or 1.8%, to $3.3 million for the three months ended March 31, 1997 from $4.1 million for the three months ended March 31, 1996, as a result of higher revenues combined with lower production costs as discussed above, offset by the increased amortization of goodwill and intangible assets associated with the Acquisition.

     Interest expense for the three months ended March 31, 1997 increased by $7.5 million, to $7.7 million for the three months ended March 31, 1997 from $.2 million for the three months ended March 31, 1996 as a result of increased debt issued in connection with the Acquisition. See Note 3 of the Notes to the Unaudited Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased by $11.3 million for the three months ended March 31, 1997. This compares to an increase of $2.9 million for the three months ended March 31, 1996.

     Net cash provided by operations was $10.9 million for the three months ended March 31, 1997 compared to net cash used in operations of $5.4 million for the three months ended March 31, 1996. This increase is primarily due to differences in the timing of payables. Net cash provided by investing activities during the three months ended March 31, 1996 included $2.4 million resulting from the sale of property and equipment. Net cash provided by financing activities during the three months ended March 31, 1996 included $7.0 million of amounts repaid by the sole shareholder of Petersen, while net cash provided by financing activities during the three months ended March 31, 1997 included members' capital contributions of $.9 million.

     The Company's source of funds during the three months ended March 31, 1997 was primarily from operating activities. In addition to its cash balances, the Company has $58.4 million available under the Revolver (see Note 3 of the Notes to the Unaudited Condensed Financial Statements). The Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes and Senior Credit Facility, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

EARNINGS BEFORE INTEREST TAXES DEPRECIATION AND AMORTIZATION

Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of the media industry. The following EBITDA information can provide additional information for determining the ability of the Company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other publishing companies.

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        1996       1997
                                                       -------    -------
                                                             (000's)
                                                           (unaudited)
Total net revenues                                     $55,694    $57,473
Production, selling & other direct costs
  (excluding depreciation of $834 in 1996
  and $498 in 1997)                                     43,837     39,529
                                                       -------    -------
Gross profit                                            11,857     17,944
General & administrative expenses                        6,857      5,110
Other adjustments                                          (50)      (171)
                                                       -------    -------
EBITDA                                                 $ 5,050    $13,005
                                                       =======    =======

EBITDA increased by $8.0 million or 157.5% during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase was mainly a result of strong advertising revenue growth across the Company's varied portfolio and the Company's cost reduction initiatives that were implemented in the fourth quarter of 1996. EBITDA as a percent of revenues was 22.6% for the three months ended March 31, 1997, which represented a 13.5 percentage point improvement over the three months ended March 31, 1996. The Company reduced general and administrative expenses $1.8 million or 25.5% on a quarterly comparison, and reduced production selling and other direct costs (excluding depreciation) by approximately $4.3 million.

                          PETERSEN HOLDINGS L.L.C.
                                March 31, 1997

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             27.  Financial Data Schedule

         (b) Reports on Form 8-K:

             None

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Petersen Holding L.L.C.

Date: May 15, 1997                     By: /s/ Richard S Willis
      ------------                        -----------------------------
                                          Richard S Willis
                                          Vice President and Chief
                                          Accounting Officer